Form 10-K
period 2004-12-31
CABCO SERIES 2004-102 TRUST (SBC COMMUNICATIONS INC.)
filed 2005-03-31
CIK 1310227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                      Commission file number 333-111572-01

                Corporate Asset Backed Corporation, on behalf of
              CABCO Series 2004-102 Trust (SBC Communications Inc.)
             (Exact name of registrant as specified in its charter)

             Delaware                                            22-3281571
   (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

445 Broad Hollow Road, Suite 239, Melville, New York                     11747
(Address of Principal Executive Offices)                              (Zip Code)

       Registrant's telephone number, including area code: (631) 587-4700

           Securities registered pursuant to Section 12(b) of the Act:

Title of class                                     Name of each Exchange on which registered
--------------                                     -----------------------------------------
$32,500,000 CABCO Series 2004-102                           New York Stock Exchange
Trust (SBC Communications Inc.)
Collared Floating Rate Callable Certificates

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 1, 2005, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                                           Page
                                                                                           ----
Introductory Note                                                                           5

Part I.

Item 1.    Business.                                                                        6

Item 2.    Properties.                                                                      6

Item 3.    Legal Proceedings.                                                               6

Item 4.    Submission of Matters to a Vote of Security Holders.                             6

Part II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder                       6
Matters and Issuer Purchases of Equity Securities.

Item 6.    Selected Financial Data.                                                         6

Item 7.    Management's Discussion and Analysis of Financial Condition                      6
and Results of Operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                      6

Item 8.    Financial Statements and Supplementary Data.                                     6

Item 9.    Changes in and Disagreements with Accountants on                                 7
Accounting and Financial Disclosure.

Item 9A.   Controls and Procedures.                                                         7

Item 9B.   Other Information.                                                               7

Part III.

Item 10.   Directors and Executive Officers of the Registrant.                              7

Item 11.   Executive Compensation.                                                          7

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related       7
Stockholder Matters.

Item 13.   Certain Relationships and Related Transactions.                                   7

Item 14.   Principal Accounting Fees and Services.                                           7

Part IV.

Item 15.   Exhibits and Financial Statement Schedules.                                       7

SIGNATURES.

EXHIBIT INDEX.

                                INTRODUCTORY NOTE

The Registrant is a trust (the "Trust") created by the Trust Agreement, dated as of December 15, 2004, between Corporate Asset Backed Corporation, as the depositor (the "Depositor"), and U.S. Bank Trust National Association, as trustee (the "Trustee"), providing for the issuance of $32,500,000 aggregate certificate principal balance of Collared Floating Rate Callable Certificates relating to the 6.450% Global Notes due June 15, 2034 issued by SBC Communications Inc. (the "SBC Securities"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust's assets consist primarily of $32,500,000 principal amount of the SBC Securities, all payments on or collections in respect of the SBC Securities due on and after December 15, 2004, and the rights of the Trust under the Swap Agreement, dated as of December 15, 2004, between the Trust and UBS AG, as the swap counterparty. SBC Communications Inc., the issuer of the SBC Securities, is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission ("SEC") (File No. 001-08610). You may read and copy any reports, statements and other information filed by SBC Communications Inc. with the SEC
(a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC and (b) at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on SBC Communications Inc. and please refer to these periodic and current reports filed with the SEC.

                                     PART I

ITEM 1. BUSINESS.

Not Applicable.

ITEM 2.  PROPERTIES.

Not Applicable.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Certificates issued by CABCO Series 2004-102 Trust (SBC Communications Inc.) represent investors' interests in the Trust and are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

      The Certificates are listed on the New York Stock Exchange.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Not Applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION.

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not Applicable.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Not Applicable.

(b) (1) Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 is filed herewith as Exhibit 31.1.

      (2) The Trustee's statement of compliance with respect to the Trust Agreement is filed herewith as Exhibit 99.1.

      (3) Report of Aston Bell, CPA is filed herewith as Exhibit 99.2.

(c)   Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2005.

                       CORPORATE ASSET BACKED CORPORATION
                               as Depositor of the
              CABCO Series 2004-102 Trust (SBC Communications Inc.)

                          By: /s/ Robert D. Vascellaro
                              ------------------------
                          Name: Robert D. Vascellaro
                          Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.        Description of Document
31.1               Rule 13a-14 Certification.

99.1               Trustee Statement of Compliance with respect to CABCO Series
                   2004-102 Trust (SBC Communications Inc.).

99.2               Report of Aston Bell, Certified Public Accountant.