Form 10-K
period 2006-12-31
CABCO SERIES 2004-102 TRUST (SBC COMMUNICATIONS INC.)
filed 2007-03-19
CIK 1310227

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

                   For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                        Commission file number 001-32387

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

     Securities registered pursuant to Section 12(b) of the Act: __________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of January 25, 2007, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

     (3) Report of Aston Bell, CPA is filed herewith as Exhibit 99.2.

     (4) The Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.3, 99.4, 99.5 and 99.6.

(c)  Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 16, 2007.

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
                                        Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.    Description of Document
-----------    -----------------------
31.1           Rule 13a-14 Certification.

99.1           Trustee Statement of Compliance with respect to CABCO Series
               2004-102 Trust (SBC Communications Inc.).

99.2           Report of Aston Bell, Certified Public Accountant.

99.3 - 99.6*   Current Reports on Form 8-K filed by Corporate Asset Backed
               Corporation during the Fiscal Year on behalf of CABCO Series
               2004-102 Trust (SBC Communications Inc.) that included
               distribution reports to the Certificate holders: Form 8-K Reports filed on March 29, 2006, June 29, 2006, September 29, 2006 and
               December 28, 2006.

*    Previously filed with the Securities and Exchange Commission.