Form 10-K
period 2008-12-31
CABCO SERIES 2004-102 TRUST (SBC COMMUNICATIONS INC.)
filed 2009-03-30
CIK 1310227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 24, 2009, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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
Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
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
None.
Item 14. Principal Accounting Fees and Services.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 25, 2009.

CORPORATE ASSET BACKED CORPORATION as Depositor of the CABCO Series 2004-102 Trust (SBC Communications Inc.)
By:	/s/ Robert Vascellaro
	Name:	Robert Vascellaro
	Title:	Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Series 2004-102 Trust (SBC Communications Inc.).

99.2	Report of Aston Bell, Certified Public Accountant.

99.3 – 99.6*
Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 25, 2008, June 27, 2008, September 19, 2008 and December 23, 2008.

*	Previously filed with the Securities and Exchange Commission.