Form 10-K
period 2011-12-31
CABCO SERIES 2004-102 TRUST (SBC COMMUNICATIONS INC.)
filed 2012-03-26
CIK 1310227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-32387

Corporate Asset Backed Corporation, on behalf of

CABCO Series 2004-102 Trust (SBC Communications Inc.)

(Exact name of registrant as specified in its charter)

Delaware	22-3281571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68 South Service Road, Suite 120, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 587-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each Exchange on which registered
$32,500,000 CABCO Series 2004-102 Trust (SBC Communications Inc.) Collared Floating Rate Callable Certificates	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No    ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 23, 2012, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 26, 2012.

CORPORATE ASSET BACKED CORPORATION

as Depositor of the

CABCO Series 2004-102 Trust (SBC Communications Inc.)

By:	/s/ George Baldwin
Name: George Baldwin
Title: Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Series 2004-102 Trust (SBC Communications Inc.).

99.2	Report of Aston Bell, Certified Public Accountant.

99.3 - 99.6*	Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 17, 2011, June 16, 2011, September 20, 2011 and December 19, 2011.

*	Previously filed with the Securities and Exchange Commission.