Form 10-K/A
period 2011-12-31
CABCO SERIES 2004-102 TRUST (SBC COMMUNICATIONS INC.)
filed 2012-07-13
CIK 1310227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment no. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE—AMENDMENT

Corporate Asset Backed Corporation (the “Depositor”), on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.), is filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on March 26, 2012 (the “Form 10-K”) to amend the certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Certification”) discussed in Part IV, Item 15 (b)(1) and filed herewith as Exhibit 31.1. The sole purpose of this amendment is to clarify that paragraph two of the Certification applies to the information in this Form 10-K/A and all reports on Form 8-K containing distribution or servicing reports filed by the Depositor on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) in respect of the periods included in the year covered by this report.

Other than the amendment to the Certification discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the Depositor, on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) with the Securities and Exchange Commission subsequent to the filing of this report.

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

(2) The Trustee’s statement of compliance with respect to the Trust Agreement is incorporated herein as Exhibit 99.1.

(3) Report of Aston Bell, CPA is incorporated herein as Exhibit 99.2.

(4) The Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.3, 99.4, 99.5 and 99.6.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this July 13, 2012.

CORPORATE ASSET BACKED CORPORATION
as Depositor of the
CABCO Series 2004-102 Trust (SBC Communications Inc.)

By:	/s/ George Baldwin
Name:	George Baldwin
Title:	Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1*	Trustee Statement of Compliance with respect to CABCO Series 2004-102 Trust (SBC Communications Inc.), filed on March 26, 2012.

99.2*	Report of Aston Bell, Certified Public Accountant, filed on March 26, 2012.

99.3 - 99.6*	Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 17, 2011, June 16, 2011, September 20, 2011 and December 19, 2011.

*	Previously filed with the Securities and Exchange Commission.