Form 10-K
period 2013-12-31
CABCO SERIES 2004-102 TRUST (SBC COMMUNICATIONS INC.)
filed 2014-03-26
CIK 1310227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 24, 2014, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE

The Registrant is a trust (the “Trust”) created by the Trust Agreement, dated as of December 15, 2004, between Corporate Asset Backed Corporation, as the depositor (the “Depositor”), and U.S. Bank Trust National Association, as trustee (the “Trustee”), providing for the issuance of $32,500,000 aggregate certificate principal balance of Collared Floating Rate Callable Certificates relating to the 6.450% Global Notes due June 15, 2034 issued by SBC Communications Inc. (the “SBC Securities”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust’s assets consist primarily of $32,500,000 principal amount of the SBC Securities, all payments on or collections in respect of the SBC Securities due on and after December 15, 2004, and the rights of the Trust under the Swap Agreement, dated as of December 15, 2004, between the Trust and UBS AG, as the swap counterparty. SBC Communications Inc., the issuer of the SBC Securities, completed its acquisition of AT&T Corp. on November 18, 2005. SBC Communications Inc., now known as AT&T Inc., is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”) (File No. 001-08610). You may read and copy any reports, statements and other information filed by AT&T Inc. (formerly SBC Communications Inc.) with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC and (b) at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on SBC Communications Inc. or AT&T Inc. and please refer to these periodic and current reports filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 26, 2014.

CORPORATE ASSET BACKED CORPORATION
as Depositor of the
CABCO Series 2004-102 Trust (SBC Communications Inc.)

By:	/s/ George Baldwin
Name:	George Baldwin
Title:	Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Series 2004-102 Trust (SBC Communications Inc.).

99.2	Report of Aston Bell, Certified Public Accountant.

99.3	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

99.4 - 99.7*	Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 21, 2013, June 20, 2013, September 18, 2013 and December 20, 2013.

*	Previously filed with the Securities and Exchange Commission.