Form 10-K
period 2014-12-31
CABCO SERIES 2004-102 TRUST (SBC COMMUNICATIONS INC.)
filed 2015-03-31
CIK 1310227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 23, 2015, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

Item 14. Principal Accounting Fees and Services

Not Applicable.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Not Applicable.

(b)(1) Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 is filed herewith as Exhibit 31.1.

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

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 30, 2015.

CORPORATE ASSET BACKED CORPORATION

as Depositor of the

CABCO Series 2004-102 Trust (SBC Communications Inc.)

By: /s/ Lee Thompson

Name: Lee Thompson

Title: Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Series 2004-102 Trust (SBC Communications Inc.).

99.2	Report of Aston Bell, Certified Public Accountant.

99.3	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

99.4-99.7*	Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 24, 2014, June 20, 2014, September 23, 2014 and December 19, 2014.

*	Previously filed with the Securities and Exchange Commission.