Form 10-K
period 2019-12-31
CABCO SERIES 2004-102 TRUST (SBC COMMUNICATIONS INC.)
filed 2020-03-30
CIK 1310227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-32387

Corporate Asset Backed Corporation, on behalf of

CABCO Series 2004-102 Trust (SBC Communications Inc.)

(Exact name of registrant as specified in its charter)

Delaware	22-3281571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68 South Service Road, Suite 120, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 587-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
$32,500,000 CABCO Series 2004-102 Trust (SBC Communications Inc.) Collared Floating Rate Callable Certificates	GYC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 24, 2020, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE

The Registrant is a trust (the “Trust”) created by the Trust Agreement, dated as of December 15, 2004, between Corporate Asset Backed Corporation, as the depositor (the “Depositor”), and U.S. Bank Trust National Association, as trustee (the “Trustee”), providing for the issuance of $32,500,000 aggregate certificate principal balance of Collared Floating Rate Callable Certificates relating to the 6.450% Global Notes due June 15, 2034 issued by SBC Communications Inc. (the “SBC Securities”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust’s assets consist primarily of $32,500,000 principal amount of the SBC Securities, all payments on or collections in respect of the SBC Securities due on and after December 15, 2004, and the rights of the Trust under the Swap Agreement, dated as of December 15, 2004, between the Trust and UBS AG, as the swap counterparty. SBC Communications Inc., the issuer of the SBC Securities, completed its acquisition of AT&T Corp. on November 18, 2005. SBC Communications Inc., now known as AT&T Inc., is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”) (File No. 001-08610). You may read and copy any reports, statements and other information filed by AT&T Inc. (formerly SBC Communications Inc.) with the SEC over the Internet at the SEC website at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The Trust, Depositor and Trustee have not participated in the preparation of such reports and information, have not made any due diligence investigation with respect to the reports and information provided therein and have not verified the accuracy or completeness of such reports or information. There can be no assurance that events have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available reports and information described above.

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

(3) Report of Aston Bell, CPA is filed herewith as Exhibit 99.2.

(4) Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934 is filed herewith as Exhibit 99.3

(5) The reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-102 Trust (SBC Communications Inc.) that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.4, 99.5, 99.6, 99.7 and 99.8.

(c)	Not Applicable.

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Annual Compliance Report with respect to CABCO Series 2004-102 Trust (SBC Communications Inc.).

99.2	Report of Aston Bell, Certified Public Accountant.

99.3	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

99.4*	8-K Report filed March 26, 2019

99.5*	8-K Report filed July 16, 2019

99.6*	8-K/A Report filed August 1, 2019

99.7*	8-K Report filed September 23, 2019

99.8*	8-K Report filed January 10, 2020

* Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 25, 2020.

CORPORATE ASSET BACKED CORPORATION as Depositor of the CABCO Series 2004-102 Trust (SBC Communications Inc.)

By:	/s/ Lee Thompson
Name:	Lee Thompson
Title:	Vice President